Form 10-K405
period 1996-12-31
WFS FINANCIAL 1996-D OWNER TRUST
filed 1997-03-31
CIK 1024776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _________________

                        Commission file number: 33-99418

                        WFS FINANCIAL 1996-D OWNER TRUST
                        --------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   CALIFORNIA                                                  33-0149603
--------------------------------------                  ------------------------
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


WFS FINANCIAL AUTO LOANS, INC.
23 PASTEUR ROAD
IRVINE, CALIFORNIA                                                92618
-----------------------------------------------                   -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 753-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                           Exhibit Index is on Page 5.

                                  Page 1 of __.

ITEM 1. BUSINESS

         Not applicable.

ITEM 2. PROPERTIES

On December 13, 1996 the Commission declared effective a Registration Statement on Form S-1 (File No. 33-99418) (the "Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"), providing for the issuance by the WFS Financial 1996-D Owner Trust (the "Trust") of the following securities:

  $115,000,000 of 5.50% Money Market Auto Receivable Backed Notes, Class A-1,
         $110,000,000 of 5.80% Auto Receivable Backed Notes, Class A-2, $220,000,000 of 6.05% Auto Receivable Backed Notes, Class A-3, $50,950,000 of 6.30% Auto Receivable Backed Notes, Class A-4,
           $49,050,000 of 6.40% Auto Receivable Backed Certificates.

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes and Class A-5 Notes (the "Notes" and together with the Certificates, the "Securities") and the Certificates were issued by the Trust on December 19, 1996. The Notes are secured by the assets of the Trust, while the Certificates evidence undivided fractional interests in the assets of the Trust. The Notes and the Certificates were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Registration Statement, the assets of the Trust will include (i) a pool of retail installment contracts secured by liens on new and used automobiles and light trucks ("Contracts"),
(ii) a financial guaranty insurance policy issued by Financial Security Assurance Inc. (the "Insurer"), and (iii) certain accounts maintained by the Trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom.

Information as to the number of Contracts remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the Contracts, collections of principal and interest made, fees paid to the Servicer and the amount of the Policies are set forth in the exhibits incorporated herein in response to Item 14, below.

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, the Trustee, the Seller or the Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the holders of the Certificates during the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1996, there was one holder of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the Securities traded.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11. EXECUTIVE COMPENSATION

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects certain information regarding holders of record (i.e., participants in the DTC System for which Certificates are held of record by Cede & Co.) which beneficially own more than 5% of the Certificates. The Registrant does not have any information as to whether the persons listed below hold such Certificates for their own account, partially for their own account and partial for the account of others or solely for the account of others.

Name and Address                                      Amount of Certificates                     Percent of Certificates
of Participant                                          Beneficially Owned                          Beneficially Owned
--------------                                          ------------------                          ------------------
Bankers Trust Company                                       13,559,000                                     27.9%
Chase/Chemical                                              15,000,000                                     30.9%
Citibank                                                     5,000,000                                     10.3%
First National Bank of Boston                               10,000,000                                     20.6%
State Street Bank                                            5,000,000                                     10.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have not been any transactions or series of transactions since the start of the Trusts last fiscal year between the Trust and any Certificateholder which is the beneficial owner of more than 5% of the Certificates, based upon the outstanding balance of the certificates.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         Exhibit Number     Description
         --------------     -----------

             20.1           Accountants' Report dated January 28, 1997

             20.2 Annual Statement of Compliance by Master Servicer dated January 24, 1997

             20.3           consolidated financial statements of Financial
                            Security Assurance Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996
                            (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings
                            Inc. for the year ended December 31, 1996 (file #
                            1-12644) as filed on or about March 24, 1997)

             23             Written Consent of Coopers & Lybrand, LLP


(b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 14(a).

(c)      Omitted.
(d)      Omitted.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WFS FINANCIAL 1996-D OWNER TRUST

                                BY: WFS FINANCIAL INC, as Master Servicer


Date: March 31, 1997            By: /S/ LEE A. WHATCOTT
                                ----------------------------------------
                                Lee A. Whatcott, Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.          Description                                                    Page
-----------          -----------                                                    ----

    20.1      Accountants' Report dated January 28, 1997

    20.2      Annual Statement of Compliance by Master Servicer dated
              January 24, 1997

    20.3     consolidated financial statements of Financial Security Assurance
             Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996
             (Incorporate by reference from the Annual Report on Form 10-K of
             Financial Security Assurance Holdings Inc. for the year ended
             December 31, 1996 (file # 1-12644) as filed on or about March 24,
             1997)

    23        Written Consent of Coopers & Lybrand, LLP